Form 10-K
period 2005-12-31
STRUCTURED PROD CORP CORTS TR II FOR FIRST UNION CAPITAL I
filed 2006-03-30
CIK 1283590

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____

                        Commission File Number 001-32103


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

CorTS Trust II For First Union      New York Stock Exchange
Capital I, Corporate-Backed
Trust Securities (CorTS) Class
A Certificates

Securities registered pursuant to Section 12(g) of the Act:

                                   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. |_| Yes   |X| No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. |_| Yes   |X| No

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X(1)        No
                               ------           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

----------------------
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9,
     1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one)

Large Accelerated Filer [_]  Accelerated Filer [_]  Non-accelerated Filer [X]


Indicate by check mark whether the registrant is shell company (as defined in
Rule 12b-2 of the Act). |_| Yes   |X| No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.


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

          Underlying Securities Issuer(s)           Exchange Act File Number
          or Guarantor, or successor thereto
         --------------------------------------------------------------------
          Wachovia Corporation                      001-10000

                                   PART I

Item 1.       Business

              None

Item 1A.      Risk Factors

              Not applicable.

Item 1B.      Unresolved Staff Comments

              Not applicable.

Item 2.       Properties

              None

Item 3.       Legal Proceedings

              None

Item 4.       Submission of Matters To A Vote of Security Holders

              None

                                   PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

              Not Applicable

Item 8.       Financial Statements and Supplementary Data

              None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

              None

Item 9A.      Controls and Procedures

              Not applicable.

Item 9B.      Other Information

              Not applicable.


                                   PART III

Item 10.      Directors and Executive Officers of the Registrant

              None

Item 11.      Executive Compensation

              Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

           99.1     Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


             1. Trustee's Distribution Statement for the January 17, 2005 Distribution Date filed on Form 8-K on January 31, 2005.

             2. Trustee's Distribution Statement for the July 15, 2005 Distribution Date filed on Form 8-K on August 1, 2005.

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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")




Dated:  March 24, 2006              By:  /S/ MARK C. GRAHAM
                                       --------------------
                                    Name:    Mark C. Graham
                                    Title:   Assistant Secretary, Assistant Vice
                                             President and Finance Officer

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

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar agreement, for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.


                                    By:       /S/ MARK C. GRAHAM
                                       ---------------------------------
                                       Name:   Mark C. Graham
                                       Title:   Assistant Secretary, Assistant
                                                Vice President and Finance
                                                Officer
                                       Date:   March 24, 2006

                                                                    Exhibit 99.1


                             ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust II For First Union Capital I, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2005 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                            /S/ MARLENE FAHEY
                                    ---------------------------------
                                    Name:   Marlene Fahey
                                    Title:  Vice President
                                    Date:   March 24, 2006

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